Form 10-K
period 2016-12-31
Santander Drive Auto Receivables Trust 2013-2; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2017-03-31
CIK 1570603, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

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

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Mine Safety Disclosures

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

Item 9B. Other Information.

Santander Consumer USA Inc. (“SC”) is party to, or is periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the CFPB, the U.S. Department of Justice (the “DOJ”), the SEC, the Federal Trade Commission (the “FTC”) and various state regulatory agencies. Since July 2014, SC has received civil subpoenas and civil investigative demands from various federal and state agencies, including from the DOJ under the Financial Institutions Reform, Recovery and Enforcement Act, the SEC and several state attorneys general, requesting the production of documents and communications that, among other things, relate to the origination, underwriting and securitization of auto loans for varying time periods since 2007. Investigations, litigation proceedings and/or information-gathering requests that SC or any of its subsidiaries or affiliates are involved in, or may become involved in, may result in adverse consequences to SC including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

In October 2016, the parent of SC, Santander Consumer Holdings USA Inc. (“SC Holdings”), filed amendments to certain periodic reports previously filed with the SEC after determining that its previously issued audited financial statements for the years ended December 31, 2015, 2014 and 2013, and previously issued unaudited financial statements contained in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, 2015 and 2014, June 30, 2015 and 2014 and September 30, 2015 and 2014 should no longer be relied on and should be restated due to certain errors identified in such financial statements relating to (i) SC Holdings’ methodology for accreting dealer discounts, subvention payments from manufacturers and capitalized origination costs, (ii) SC Holdings’ lack of consideration of net discounts when estimating the allowance for credit losses and (iii) the discount rate used in determining the impairment for loans accounted for as troubled debt restructurings. SC Holdings has reviewed all critical relationships and does not foresee a material interruption in, or change to, normal business activities related to the delayed and amended filings. The financial statement errors relate to non-cash items and have no material impact on net cash from operating activities, investing activities or financing activities. Additional information about SC Holdings, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

SC, as servicer, entered into a Servicing Agreement, dated as of July 15, 2016 (the “Subservicing Agreement”), and a related Amended and Restated Program Portfolio Schedule (SDART Publicly Registered Transactions), dated as of January 31, 2017 (the “Program Portfolio Schedule”), with Santander Consumer International Puerto Rico LLC (the “Subservicer”), pursuant to which SC delegated to the Subservicer certain of its duties as servicer with respect to the asset pool held by the issuing entity. The Subservicing Agreement and the Program Portfolio Schedule are attached as exhibits to this Form 10-K.

SC, as sole equity member, entered into a First Amendment, dated as of February 28, 2017, to the Amended and Restated Limited Company Agreement of Santander Drive Auto Receivables LLC, the depositor, amending the definition of independent director. The First Amendment is attached as an exhibit to this Form 10-K.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of SC, the Subservicer and U.S. Bank National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Management’s Assessment of Compliance for SC has identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i)—reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, reports to investors provided information that was not calculated in accordance with the terms specified in the transaction agreements. This material instance of noncompliance relates to the asset-backed securities covered in this Form 10-K and issued by the Issuer. The instance relates to two separate matters:

(1) Under the transaction agreements for the Platform, SC, as Servicer, is entitled to receive all Supplemental Servicing Fees as additional servicing compensation, and such Supplemental Servicing Fees do not constitute Available Funds. However, SC included Supplemental Servicing Fees for certain transactions in the Platform under “other amounts received” and included such amounts as part of “Available Funds” in the investor reports; for these transactions, Supplemental Servicing Fees were distributed in accordance with the payment priorities set forth in the related transaction agreements rather than being retained by the Servicer.

To address this issue and the related instance of noncompliance, SC will stop including Supplemental Servicing Fees as “other amounts received” for all transactions in the Platform beginning with the March 2017 collection period and will retain such amounts as additional servicing compensation as specified in the transaction agreements. SC believes that the inclusion of Supplemental Servicing Fees as available funds did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.

(2) Under the transaction agreements for the Platform, SC, as Servicer, is required to pay all expenses incurred by it in connection with its activities as servicer other than expenses in connection with the sale of a repossessed vehicle, which may be netted from liquidation proceeds from such sale. For certain transactions in the Platform, SC did not net external costs associated with repossession expenses attributable to financed vehicles sold after the related receivables have become defaulted receivables; for these transactions, SC paid such repossession expenses and the “Liquidation Proceeds” included in the investor reports and distributed in accordance with the payment priorities set forth in the related transaction agreements were greater than they would have been had SC reduced the liquidation proceeds by the external costs associated with repossession expenses in accordance with the transaction agreements for those transactions.

To address this issue and the related instance of noncompliance, SC will amend the transaction agreements for the effected transactions in the Platform to memorialize the agreement of the Servicer to pay such external costs of repossessions rather than netting such amounts from sale proceeds from the disposition of repossessed financed vehicles. SC believes that the payment of external costs associated with repossession expenses by the Servicer and the failure to report Liquidation Expenses on the investor reports net of such repossession expenses for certain transactions did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.

With respect to the matters described in paragraphs (1) and (2) above, SC has already implemented additional policies and procedures to confirm that calculations included in investor reports are completed as set forth in the amended agreements, and is in the process of implementing greater management oversight of reporting and implementing enhanced quality assurance controls.

Item 1123 of Regulation AB. Servicer Compliance Statements.

SC and the Subservicer have been identified by the issuing entity as the servicers with respect to the asset pool held by the issuing entity. Each of SC and the Subservicer have completed a statement of compliance with applicable servicing criteria (each, a “Compliance Statement”) signed by an authorized officer. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)     Not Applicable.

(a)(2)     Not Applicable.

(a)(3)     Not Applicable.

(b)         Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of March 6, 2013, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and Barclays Capital Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Santander Drive (Commission File No. 333-139609) on March 1, 2017)

4.1***	Indenture, dated as of March 13, 2013, between Santander Drive Auto Receivables Trust 2013-2, as issuer (the “Issuer”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of March 13, 2013, between SC and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of March 13, 2013, among the Issuer, Santander Drive, SC and the Indenture Trustee

10.3***	Administration Agreement, dated as of March 13, 2013, among the Issuer, SC, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of March 13, 2013, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Management’s Assertion Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

33.3	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (Subservicer)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP with respect to the Indenture Trustee)

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Subservicer)

35.1	Servicer Compliance Statement (SC)

35.2	Servicer Compliance Statement (Subservicer)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and the Subservicer (Incorporated by reference to Exhibit 99.1 to Form 8-K filed by Santander Drive (Commission File No. 333-139609) filed on March 1, 2017)

99.2	Amended and Restated Program Portfolio Schedule (SDART Publicly Registered Transactions), dated as of January 31, 2017, by and between SC and the Subservicer (Incorporated by reference to Exhibit 99.2 to Form 8-K filed by Santander Drive (Commission File No. 333-139609) on March 1, 2017)

*	Incorporated by reference from Form 8-K filed by Santander Drive (Commission File No. 333-180147) and the Issuer (Commission File No. 333-180147-05) with the Securities and Exchange Commission on March 8, 2013.
**	Incorporated by reference from Form S-3 filed by Santander Drive (Commission File No. 333-180147) with the Securities and Exchange Commission on March 15, 2012.
***	Incorporated by reference from Form 8-K filed by Santander Drive (Commission File No. 333-180147) and the Issuer (Commission File No. 333-180147-05) with the Securities and Exchange Commission on March 14, 2013.

(c)	Not Applicable.

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

Date: March 30, 2017

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Andrew Kang
Name:	Andrew Kang
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of March 6, 2013, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and Barclays Capital Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Santander Drive (Commission File No. 333-139609) on March 1, 2017)

4.1***	Indenture, dated as of March 13, 2013, between Santander Drive Auto Receivables Trust 2013-2, as issuer (the “Issuer”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of March 13, 2013, between SC and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of March 13, 2013, among the Issuer, Santander Drive, SC and the Indenture Trustee

10.3***	Administration Agreement, dated as of March 13, 2013, among the Issuer, SC, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of March 13, 2013, between Santander Drive and Deutsche Bank Trust Company Delaware, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Management’s Assertion Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

33.3	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (Subservicer)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP with respect to the Indenture Trustee)

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Subservicer)

35.1	Servicer Compliance Statement (SC)

35.2	Servicer Compliance Statement (Subservicer)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and the Subservicer (Incorporated by reference to Exhibit 99.1 to Form 8-K filed by Santander Drive (Commission File No. 333-139609) filed on March 1, 2017)

99.2	Amended and Restated Program Portfolio Schedule (SDART Publicly Registered Transactions), dated as of January 31, 2017, by and between SC and the Subservicer (Incorporated by reference to Exhibit 99.2 to Form 8-K filed by Santander Drive (Commission File No. 333-139609) on March 1, 2017)

*	Incorporated by reference from Form 8-K filed by Santander Drive (Commission File No. 333-180147) and the Issuer (Commission File No. 333-180147-05) with the Securities and Exchange Commission on March 8, 2013.
**	Incorporated by reference from Form S-3 filed by Santander Drive (Commission File No. 333-180147) with the Securities and Exchange Commission on March 15, 2012.
***	Incorporated by reference from Form 8-K filed by Santander Drive (Commission File No. 333-180147) and the Issuer (Commission File No. 333-180147-05) with the Securities and Exchange Commission on March 14, 2013.